Form 10-K
period 2006-12-31
CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
filed 2007-03-30
CIK 1356229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-K
                                 ANNUAL REPORT
                       PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:   December 31, 2006
                                     -----------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    -------------

            Commission file number of Issuing Entity: 333-126790-14
                                                      -------------

            CWHEQ Revolving Home Equity Loan Trust, Series 2006-B, Revolving Home Equity Loan Asset Backed Notes, Series 2006-B
         ------------------------------------------------------------
          (Exact name of Issuing Entity as Specified in Its Charter)

                Commission file number of Depositor: 333-126790

                                  CWHEQ, Inc.
                                  -----------
             (Exact name of Depositor as Specified in Its Charter)

                         Countrywide Home Loans, Inc.
                         ----------------------------
              (Exact name of Sponsor as Specified in Its Charter)

           Delaware                                       87-0698310
-----------------------------                ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.
Incorporation or Organization of             of the Depositor)
the Depositor)

c/o     Countrywide Home Loans, Inc.
        4500 Park Granada
        Calabasas, California                                91302
--------------------------------------       ----------------------------------
(Address of Principal Executive Offices                   (Zip Code)
of the Depositor)

Registrant's telephone number, including area code:   (818) 225-3000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

    Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      [ ] Yes  [X] No

    Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.             [ ] Yes  [X] No

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                  [X] Yes  [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.       [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

    Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                     [ ] Yes  [X] No

    The Registrant has no voting or non-voting common equity held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               *       *       *


        This Annual Report on Form 10-K (the "Report") is filed with respect to the trust entitled CWHEQ Revolving Home Equity Loan Trust, Series 2006-B (the "Issuing Entity"), a statutory trust formed under the laws of the State of Delaware pursuant to the trust agreement dated as of March 24, 2006 (the "Trust Agreement") between CWHEQ, Inc., as depositor (the "Company"), and Wilmington Trust Company, as owner trustee, in connection with the issuance of Revolving Home Equity Loan Asset Backed Notes, Series 2006-B (the "Notes"), issued pursuant to an indenture, dated March 29, 2006 (the "Indenture"), among the Issuing Entity, JPMorgan Chase Bank, N.A., as indenture trustee (the "Trustee") and Chase Bank USA, National Association as co-trustee. The assets of the Issuing Entity are comprised of assets sold to the Issuing Entity pursuant to a sale and servicing agreement, dated March 29, 2006 (the "Sale and Servicing Agreement") among the Company, as depositor, Countrywide Home Loans, Inc., as sponsor and master servicer (the "Master Servicer"), the Issuing Entity and the Trustee, as indenture trustee.

                                    PART I


Item 1.        Business.

               Omitted as permitted by Instruction J to Form 10-K.

Item 1A.       Risk Factors.

               Omitted as permitted by Instruction J to Form 10-K.

Item 1B.       Unresolved Staff Comments.

               Not Applicable.

Item 2.        Properties.

               Omitted as permitted by Instruction J to Form 10-K.

Item 3.        Legal Proceedings.

               Omitted as permitted by Instruction J to Form 10-K.

Item 4.        Submission of Matters to a Vote of Security Holders.

               Omitted as permitted by Instruction J to Form 10-K.

                                    PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted as permitted by Instruction J to Form 10-K.

Item 6.        Selected Financial Data.

               Omitted as permitted by Instruction J to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted as permitted by Instruction J to Form 10-K.

Item 7A        Quantitative and Qualitative Disclosures about Market Risk.

               Omitted as permitted by Instruction J to Form 10-K.

Item 8.        Financial Statements and Supplementary Data.

               Omitted as permitted by Instruction J to Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted as permitted by Instruction J to Form 10-K.

Item 9A.       Controls and Procedures.

               Omitted as permitted by Instruction J to Form 10-K.

Item 9B.       Other Information.

               None.

                                   PART III


Item 10.       Directors, Executive Officers and Corporate Governance.

               Omitted as permitted by Instruction J to Form 10-K.

Item 11.       Executive Compensation.

               Omitted as permitted by Instruction J to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted as permitted by Instruction J to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted as permitted by Instruction J to Form 10-K.

Item 14.       Principal Accountant Fees and Services.

               Omitted as permitted by Instruction J to Form 10-K.

                                    PART IV


Item 15.       Exhibits and Financial Statement Schedules.

               (a) (1) Not applicable.

                      (2) Not applicable.

                      (3) The required exhibits are as follows:

                             o Exhibit 3(i): Copy of Company's Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No. 333-121378))

                             o Exhibit 3(ii): Copy of Company's By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (File No. 333-121378))

                             o Exhibit 4.1: Sale and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on April 13, 2006 under the Commission file number of the Issuing Entity)

                             o Exhibit 4.2: Indenture (Filed as part of the Current Report on Form 8-K filed on April 13, 2006 under the Commission file number of the Issuing Entity)

                             o    Exhibit 31(ii): Rule 15d-14(d) Certification

                             o    Exhibit 33.1:  Report on Assessment of
                                  Compliance With Servicing Criteria for
                                  Asset-Backed Securities for Countrywide
                                  Financial Corporation

                             o    Exhibit 33.2: Report on Assessment of
                                  Compliance With Servicing Criteria for
                                  Asset-Backed Securities for Treasury Bank, a division of Countrywide Bank, N.A.

                             o    Exhibit 33.3: Report on Assessment of
                                  Compliance With Servicing Criteria for
                                  Asset-Backed Securities for JPMorgan Chase
                                  Bank, N.A. for the period beginning January
                                  1, 2006 and ending September 30, 2006

                             o    Exhibit 33.4: Report on Assessment of
                                  Compliance With Servicing Criteria for
                                  Asset-Backed Securities for JPMorgan Chase
                                  Bank, N.A. for the period beginning October
                                  1, 2006 and ending December 31, 2006

                             o    Exhibit 33.5:  Report on Assessment of
                                  Compliance With Servicing Criteria
                                  for Asset-Backed Securities for The Bank of
                                  New York

                             o    Exhibit 34.1: Attestation Report on
                                  Assessment of Compliance With Servicing
                                  Criteria for Asset-Backed Securities of
                                  KPMG LLP on behalf of Countrywide Financial
                                  Corporation

                             o    Exhibit 34.2: Attestation Report on
                                  Assessment of Compliance With Servicing
                                  Criteria for Asset-Backed Securities of KPMG
                                  LLP on behalf of Treasury Bank, a division of Countrywide Bank, N.A.

                             o    Exhibit 34.3: Attestation Report on
                                  Assessment of Compliance With Servicing
                                  Criteria for Asset-Backed Securities of
                                  PricewaterhouseCoopers LLP on behalf of
                                  JPMorgan Chase Bank, N.A. for the period beginning January 1, 2006 and ending September 30, 2006

                             o    Exhibit 34.4: Attestation Report on
                                  Assessment of Compliance With Servicing
                                  Criteria for Asset-Backed Securities of
                                  PricewaterhouseCoopers LLP on behalf of
                                  JPMorgan Chase Bank, N.A. for the period beginning October 1, 2006 and ending December 31, 2006

                             o    Exhibit 34.5: Attestation Report on
                                  Assessment of Compliance With Servicing
                                  Criteria for Asset-Backed Securities of
                                  Ernst & Young LLP on behalf of The Bank of
                                  New York

                             o Exhibit 35: Servicer Compliance Statement of the Master Servicer

               (b) See subparagraph (a)(3) above.

               (c) Not applicable.

                            ADDITIONAL INFORMATION


Item 1112(b) of Regulation AB.      Financial Information of Significant
                                    Obligors.

               Not Applicable.


Item 1114(b)(2) of Regulation AB.  Financial Information of Significant
                                   Enhancement Providers.

               Incorporated herein by reference to the consolidated financial statements of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2006 and December 31, 2005, and for each of the years in the three-year period ended December 31, 2006, which are included in the Annual Report on Form 10-K of Ambac Financial Group, Inc., which was filed with the Securities and Exchange Commission on March 1, 2007 (Securities and Exchange Commission File No. 001-10777).


Item 1115(b) of Regulation AB.     Financial Information of Certain Entities
                                   Providing Derivative Instruments.

               Not Applicable.


Item 1117 of Regulation AB.  Legal Proceedings.

               None.


Item 1119 of Regulation AB.        Affiliations and Certain Relationships and
                                   Related Transactions.

               The information required by Item 1119 of Regulation AB was previously filed with the U.S. Securities and Exchange Commission in the prospectus supplement filed under Rule 424(b) of the Securities Act of 1933, as amended, for CWHEQ Revolving Home Equity Loan Trust, Series 2006-B.

Item 1122 of Regulation AB.        Compliance with Applicable Servicing
                                   Criteria.

               See Exhibits 33.1, 33.2, 33.3, 33.4, 33.5, 34.1, 34.2, 34.3,
               34.4 and 34.5 to this Form 10-K.

               On October 1, 2006, the sale by JPMorgan Chase Bank, N.A. of select portions of its corporate trust business, including municipal and corporate and structured finance trusteeships, to The Bank of New York was completed. As a result, The Bank of New York became the successor Trustee pursuant to the terms of the Indenture and the Sale and Servicing Agreement. Accordingly, included as Exhibits 33.3 and 34.3 to this Form 10-K are the Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report, respectively, for JPMorgan Chase Bank, N.A. for the period beginning January 1, 2006 and ending September 30, 2006. In addition, included as Exhibits 33.5 and 34.5 to this Form 10-K are the Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report, respectively, for The Bank of New York.

               Following the completion of the sale by JPMorgan Chase Bank, N.A. of select portions of its corporate trust business to The Bank of New York, JPMorgan Chase Bank, N.A. continued to provide certain servicing functions to the Issuing Entity described in Item 1122(d)(2)(vii) of Regulation AB. Accordingly, included as Exhibits 33.4 and 34.4 to this Form 10-K are the Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report, respectively, for JPMorgan Chase Bank, N.A. with respect to such activities for the period beginning October 1, 2006 and ending December 31, 2006.

               The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for JPMorgan Chase Bank, N.A. included as Exhibits 33.3 and 34.3, respectively, to this Form 10-K identified the following material instances of noncompliance with the applicable servicing criteria:

o Item 1122(d)(3)(i): Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented.

o 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

Item 1123 of Regulation AB.        Servicer Compliance Statement.

               See Exhibit 35 to this Form 10-K.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CWHEQ REVOLVING HOME EQUITY LOAN TRUST, SERIES 2006-B

                                  By:    Countrywide Home Loans, Inc.,
                                         as Master Servicer


                                         By:    /s/ Steve Bailey
                                                -----------------------------
                                                Name:  Steve Bailey
                                                Title: Senior Managing Director,
                                                       Loan Administration

                                                Date:  March 30, 2007

        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        No annual report, proxy statement, form of proxy or other proxy soliciting material with respect to the Issuing Entity or the Depositor has been, or will be, sent to security holders.

                                 EXHIBIT INDEX


Exhibit        Document
-------        --------


3(i) Company's Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No. 333-121378))*

3(ii) Company's By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (File No. 333-121378)*

4.1 Sale and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on April 13, 2006 under the Commission file number of the Issuing Entity)*

4.2 Indenture (Filed as part of the Current Report on Form 8-K filed on April 13, 2006 under the Commission file number of the Issuing Entity)*

31(ii)         Rule 15d-14(d) Certification

33.1 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for Countrywide Financial Corporation

33.2 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for Treasury Bank, a division of Countrywide Bank, N.A.

33.3 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for JPMorgan Chase Bank, N.A. for the period beginning January 1, 2006 and ending September 30, 2006

33.4 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for JPMorgan Chase Bank, N.A. for the period beginning October 1, 2006 and ending December 31, 2006

33.5 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for The Bank of New York

34.1 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Countrywide Financial Corporation

34.2 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Treasury Bank, a division of Countrywide Bank, N.A.

34.3 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of
               PricewaterhouseCoopers LLP on behalf of JPMorgan Chase Bank, N.A. for the period beginning January 1, 2006 and ending September
               30, 2006

34.4 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of
               PricewaterhouseCoopers LLP on behalf of JPMorgan Chase Bank, N.A. for the period beginning October 1, 2006 and ending December
               31, 2006

34.5 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of The Bank of New York

35             Servicer Compliance Statement of the Master Servicer


___________
*    Incorporated herein by reference.